Form 10QSB
period 1996-09-28
GREENSTONE INDUSTRIES INC
filed 1996-11-08
CIK 922862

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996
                          Commission File No. 0-24504

                          GREENSTONE INDUSTRIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             DELAWARE                                  52-1827142
------------------------------------    ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)






          6500 Rock Spring Drive, Suite 400, Bethesda, Maryland, 20817
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (301) 564-5900
--------------------------------------------------------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ].



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common  Stock, $.001  par  value,  outstanding  as  of  October  30,  1996:
6,201,429 shares

                           GREENSTONE INDUSTRIES, INC.

                                      INDEX


   Part I.   Financial Information

   Item 1.   Consolidated Financial Statements:

             Consolidated Balance Sheets:
             September 28, 1996 (unaudited) and December 30, 1995 (audited)    3

             Consolidated  Statements of  Operations  (unaudited):
             Three months ended  September  28, 1996 and September
             30, 1995 Nine  months  ended  September  28, 1996 and
             September 30, 1995                                                5

             Consolidated Statements of Cash Flows (unaudited):
             Nine months ended September 28, 1996 and September 30, 1995       6

             Notes to Consolidated Financial Statements (unaudited)            7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9


   Part II.  Other Information

   Item 1.   Legal Proceedings                                                11

   Item 2.   Changes in Securities                                            11

   Item 3.   Defaults Upon Senior Securities                                  11

   Item 4.   Submission of Matters to a Vote of Security Holders              11

   Item 5.   Other Information                                                11

   Item 6.   Exhibits and Reports on Form 8-K                                 11


   Signature                                                                  12

                          GREENSTONE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           September 28,        December 30,
                                                                               1996                1995
                                                                         -----------------   -----------------
                                                                          (Unaudited)
Current assets
   Cash and cash equivalents                                              $  1,271,431       $     275,697
   Accounts receivable net of allowance of $293,569 and $243,900 at
    September 28, 1996 and December 30, 1995, respectively                   4,715,245           5,275,252
   Notes receivable                                                            171,573             105,280
   Deferred income taxes                                                       587,980             750,500
   Inventories (Note 2)                                                      1,663,517           1,452,924
   Prepaid expenses and other assets                                         1,047,348             688,487
                                                                         -----------------   -----------------
         Total current assets                                                9,457,094           8,548,140



Property, plant and equipment
   Property, plant and equipment at cost                                    16,543,629          14,885,015
   Accumulated depreciation                                                 (5,453,626)         (4,016,827)
                                                                         -----------------   -----------------
         Net property, plant and equipment                                  11,090,003          10,868,188




Intangible assets, net                                                       4,024,875           4,179,650
Deferred income taxes                                                          381,576             381,576
Deposits                                                                       378,265             519,547
Other noncurrent assets                                                        162,870             169,537
                                                                         -----------------   -----------------
         Total assets                                                      $25,494,683         $24,666,638
                                                                         =================   =================


     Accompanying notes are an integral part of these financial statements

                          GREENSTONE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 28,          December 30,
                                                                                  1996                  1995
                                                                          ------------------    -------------------
                                                                             (Unaudited)
Current liabilities
  Accounts payable                                                             $ 3,290,783             $ 3,891,086
  Accrued liabilities                                                            1,002,559               1,115,896
     Deferred revenue                                                              187,290                 257,479
     Line of credit                                                              1,080,000                 594,500
  Current maturities of notes to related parties                                   907,726               1,034,417
  Current maturities of long-term debt                                             438,308                 468,835
                                                                          -----------------     -------------------
         Total current liabilities                                               6,906,666               7,362,213

Notes to related parties, less current maturities                                1,833,984               2,561,043
Long-term debt, less current maturities                                          5,336,082               5,474,280
                                                                          -----------------     -------------------
         Total liabilities                                                      14,076,732              15,397,536

Stockholders' equity:
  Preferred  Stock,  $.01 par value, 5,000,000 shares authorized,
     Series A - 54,546 shares issued and outstanding at
        September 28, 1996 and December 30, 1995                                       545                     545
     Series B - 16,000 shares issued and outstanding at September
        28, 1996 and December 30, 1995                                                 160                     160
     Series C - 496,759 issued and outstanding at September 28,
        1996 and December 30, 1995                                                   4,968                   4,968
     Series D - 6,667 and 0 shares issued and outstanding at
        September 28, 1996 and December 30, 1995, respectively                          67                       -
  Common Stock $.001 par value, 20,000,000 shares authorized,
       6,173,438 and 5,481,561 issued and outstanding at September
       28, 1996 and December 30, 1995, respectively                                  6,173                   5,482
  Additional paid in capital                                                    10,906,735               9,238,772
  Retained earnings                                                                499,303                  19,175
                                                                          ------------------    -------------------
            Total stockholders' equity                                           11,417,951              9,269,102

                                                                          ------------------    -------------------
            Total liabilities and stockholders' equity                          $25,494,683            $24,666,638
                                                                          ==================    ===================

     Accompanying notes are an integral part of these financial statements

                          GREENSTONE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                       September 28,      September 30,        September 28,      September 30,
                                            1996               1995                1996               1995
                                      ---------------    ---------------    -----------------   -----------------
Net sales                              $10,791,562        $10,961,963          $30,233,385         $28,935,847
Cost of sales                            6,668,332          8,257,417           18,704,150          21,309,193
                                      ---------------    ---------------    -----------------   -----------------
Gross profit                             4,123,230          2,704,546           11,529,235           7,626,654

Operating expenses
     Selling and distribution            1,865,897          1,718,876            5,005,152           4,790,352
     General and administrative          1,668,973          1,614,271            5,132,126           4,173,361
                                      ---------------    ---------------    -----------------   -----------------
Income (loss) from operations              588,360           (628,601)           1,391,957          (1,337,059)

Interest expense                           207,381            198,073              621,779             392,996
Other (income) expense                     (19,143)            (6,919)             (23,421)             (8,981)
                                      ---------------    ---------------    -----------------   -----------------
Income (loss) before income taxes          400,122           (819,755)             793,599          (1,721,074)

Income tax expense (benefit)               158,048                  -              313,471            (352,554)
                                      ---------------    ---------------    -----------------   -----------------
Net income (loss)                      $   242,074        $  (819,755)         $   480,128         $(1,368,520)
                                      ===============    ===============    =================   =================
Net income (loss) per share            $      0.04        $     (0.14)         $      0.07         $     (0.25)
                                      ===============    ===============    =================   =================

Weighted average common equivalent
shares outstanding                       6,892,452          5,705,860            6,832,331           5,368,968
                                      ===============    ===============    =================   =================

     Accompanying notes are an integral part of these financial statements

                          GREENSTONE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                            September 28,      September 30,
                                                                                1996               1995
                                                                          ---------------    ----------------
Operating activities
Net income (loss)                                                          $   480,128         $(1,368,520)
Adjustments to reconcile net income to net cash provided by operations
     Depreciation and amortization                                           1,620,811           1,222,141
     Provision for deferred income taxes                                       162,520            (193,656)
     Provision for bad debts                                                    49,669              74,151
     Loss on the sale of property, plant and equipment                          52,211              37,317
     Change in operating assets and liabilities
         Receivables                                                           444,045            (295,423)
         Inventories                                                          (210,593)           (662,100)
         Prepaid expenses and other assets                                    (210,912)            (20,274)
         Deferred revenue                                                      (70,189)                  -
         Accounts payable                                                     (600,303)             89,462
         Accrued liabilities                                                  (113,337)            596,123
                                                                          ---------------    ----------------

Net cash provided (used) by operating activities                             1,604,050            (520,779)

Investing activities
Payments for businesses acquired, net of cash received                         (83,539)           (323,247)
Expenditures for property, plant and equipment                              (1,671,623)         (2,049,335)
Proceeds from the sale of assets                                                15,100             164,963
                                                                          ---------------    ----------------

Net cash used by investing activities                                       (1,740,062)         (2,207,619)

Financing activities
Advances under short-term borrowings                                         8,326,299           1,600,000
Repayment of short-term borrowings                                          (8,655,732)                  -
Borrowing under long-term debt                                                 113,568             350,000
Repayment of long-term and related party debt                                 (321,110)           (975,665)
Deferred debt issuance costs                                                         -             (69,248)
Net proceeds from the sale of Preferred Stock                                1,668,721                   -
                                                                          ---------------    ----------------

Net cash provided by financing activities                                    1,131,746             905,087
                                                                          ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                           995,734          (1,823,311)
Cash and cash equivalents at beginning of the period                           275,697           1,823,311
                                                                          ---------------    ----------------

Cash and cash equivalents at end of the period                             $ 1,271,431         $         -
                                                                          ===============    ================


     Accompanying notes are an integral part of these financial statements

                          GREENSTONE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in GreenStone's annual report on Form 10-KSB for the year ended December 30, 1995.

Principles of  Consolidation

The consolidated financial statements include the accounts of GreenStone Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       Inventories

The components of inventory consist of the following:

                                            September 28,       December 30,
                                                1995                1995
                                         -----------------   ----------------

      Raw materials                          $1,116,800         $1,022,700

      Finished goods                            418,100            329,200

      Insulation equipment                      128,600            101,100

                                         =================   ================
                                             $1,663,500         $1,453,000
                                         =================   ================


3.       Long-term Debt

In March of 1996, the Company amended its $5,500,000 senior credit agreement, extending the maturity through December 1997, and amended certain other provisions including the financial covenants. The Company is required to maintain certain financial covenants pertaining to net worth, leverage, current ratio and interest coverage and currently is restricted from paying cash dividends. The Company has classified $4,000,000 under the amended credit agreement as a long-term liability, because it expects this amount to remain outstanding through September 28, 1997.

                          GREENSTONE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)

4.       Stockholders' Equity

In January of 1996, the Company sold 188,500 shares of Series D Convertible Preferred Stock for $10 per share through a private placement. The Series D Convertible Preferred Stock has no voting rights and accrues dividends of $0.70 per share, with no dividend accrued in the first year. Each share is convertible into the number of shares of Common Stock equal to the $10 face value per share divided by 80% of the average closing bid price of the Common Stock for the 15 days prior to the notice of conversion. As of September 28, 1996, 181,833 shares of the Series D Preferred Stock have been converted into 590,759 shares of Common Stock.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                  (Unaudited)

Three months ended September 28, 1996 compared with the three months ended September 30, 1995.

Net sales decreased $170,000, or 2%, to $10.8 million for the three months ended September 28, 1996 from $11.0 million for the three months ended September 30, 1995. The decrease results from lower sales from existing facilities and the recycling operation, which were offset by sales from insulation manufacturing companies acquired in 1995.

Gross profit increased $1.4 million, or 52%, to $4.1 million for the three months ended September 28, 1996 from $2.7 million for the three months ended September 30, 1995. As a percentage of net sales, gross profit increased to 38% for the three months ended September 28, 1996 from 25% for the three months ended September 30, 1995. The increase is due primarily to lower paper costs.

Selling and distribution expenses increased $147,000 or 9% to $1.9 million for the three months ended September 28, 1996 from $1.7 million for the three months ended September 30, 1995. The increase is due to higher costs associated with an increased marketing effort which were offset by lower transportation costs at existing facilities.

General and administrative expenses increased $55,000, to $1.7 million for the three months ended September 28, 1996 from $1.6 million for the three months ended September 30, 1995.

Interest expense increased $9,000, or 5%, to $207,000 for the three months ended September 28, 1996 from $198,000 for the three months ended September 30, 1995 as a result of additional debt related to capital expenditures and debt issued or assumed in connection with the 1995 acquisitions.

Income tax expense was $158,000 for the three months ended September 28, 1996. No tax provision was made for the same period of 1995 due to operating losses incurred.

As a result of the factors discussed above, net income increased approximately $1.0 million to $242,000 for the three months ended September 28, 1996 from a net loss of $820,000 for the three months ended September 30, 1995.

Nine months ended September 28, 1996 compared with the nine months ended September 30, 1995.

Net sales increased $1.3 million, or 4%, to $30.2 million for the nine months ended September 28, 1996 from $28.9 million for the nine months ended September 30, 1995. The increase results from sales contributed by companies acquired in 1995, which was partially offset by lower sales from existing facilities.

Gross profit increased $3.9 million, or 51%, to $11.5 million for the nine months ended September 28, 1996 from $7.6 million for the nine months ended September 30, 1995. As a percentage of net sales, gross profit increased to 38% for the nine months ended September 28, 1996 from 26% for the nine months ended September 30, 1995. The increase is due primarily to lower paper costs.

Selling and distribution expense increased $215,000, or 4%, to $5.0 million for the nine months ended September 28, 1996 from $4.8 million for the nine months ended September 30, 1995. Higher costs related to companies acquired in 1995 were partially offset by lower transportation costs at existing facilities.

General and administrative expenses increased $959,000, or 23%, to $5.1 million for the nine months ended September 28, 1996 from $4.2 million for the nine months ended September 30, 1995. The increase results from costs contributed by companies acquired during 1995 and expenses related to the Company's acquisition and growth strategy.

Interest expense increased $229,000, or 58%, to $622,000 for the nine months ended September 28, 1996 from $393,000 for the nine months ended September 30, 1995 as a result of additional debt related to capital expenditures and debt issued or assumed in connection with the 1995 acquisitions.

Income tax expense increased $666,000 to $313,000 for the nine months ended September 28, 1996 as compared to a benefit of $353,000 for the same period of 1995. The increase is attributable to higher income from operations.

As a result of the factors discussed above, net income increased $1.8 million to $480,000 for the nine months ended September 30, 1996 as compared to a net loss of $1.4 million for the nine months ended September 30, 1995.

Liquidity and Capital Resources

In January of 1996, the Company raised $1.7 million, net of related expenses, in a private placement of its Series D Convertible Preferred Stock. The Company will use the proceeds to partially fund future acquisitions and for general corporate purposes.

In March of 1996, the Company amended its senior credit facility with a commercial bank, extending the revolving line of credit through December of 1997.

The Company's working capital totaled $2.6 million as of September 28, 1996 and $1.2 million as of December 30, 1995. The increase in working capital results primarily from proceeds of the sale of Series D Convertible Preferred Stock.

Net cash provided by operations increased $1.1 million to $1.6 million for the nine months ended September 28, 1996 as compared to cash used of $521,000 for the same period of 1995. The increase is the result of higher earnings and changes in working capital during the second quarter of 1996.

Historically, the Company has financed its operations with internally generated funds, equity, and with working capital lines of credit for short-term financing needs. To date, the Company has been able to obtain additional financing for the operation of its business. Management believes that the funds on hand, including capital raised in January of 1996, together with expected operating cash flows, will provide the Company with adequate liquidity to operate its business for at least the next twelve months. However, the Company may seek to finance business expansion, including potential acquisitions, with additional borrowing arrangements or equity financing.

Material Agreements

The Company announced on September 10, 1996 that it has signed a non-binding letter of intent to be acquired by Louisiana-Pacific Corporation. Subsequently, on October 28, 1996, the Company signed a definitive merger agreement with Louisiana-Pacific Corporation. Under the terms of the agreement public shareholders of GreenStone will receive $5.25 per share in cash, while management and certain non-public shareholders will receive restricted securities of Louisiana-Pacific of the equivalent value. Closing of the acquisition is subject to regulatory filings and approval by the Company's shareholders, among other things.

                          GREENSTONE INDUSTRIES, INC.

                           Part II. Other Information


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         From 8-K

         September 17, 1996 - Form 8-K filed with respect to a press release regarding the signing of a letter of intent to be acquired by Louisiana-Pacific Corporation.

         October  31,  1996 - Form 8-K filed  with  respect  to a press  release
         regarding   the  signing  of  a  definitive   merger   agreement   with
         Louisiana-Pacific Corporation.

                          GREENSTONE INDUSTRIES, INC.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                        GREENSTONE INDUSTRIES, INC.
                        ----------------------------------------------------
                        (Registrant)



November 8, 1996        /s/ John R. Bernardi
--------------------    ----------------------------------------------------
Date                    John R. Bernardi
                        Chief Financial Officer

                        (Duly Authorized Officer and Principal Financial and Accounting Officer)